Form 10-Q
period 1996-03-31
CROCKER REALTY TRUST INC
filed 1996-05-15
CIK 935897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _____________ to _________________

Commission file number 1-13766

                           CROCKER REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Maryland                                              13-3794787
- - -------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


433 Plaza Real, Suite 335, Boca Raton, FL                    33432
- - -----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code  (407) 395-9666

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [ ]

           Class                           Outstanding at May 10, 1996
- - ----------------------------               ---------------------------
Common Stock, $.01 Par Value                    26,981,087 shares

                           CROCKER REALTY TRUST, INC.


                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets of the Company as of March 31,
    1996 and December 31, 1995                                                 3

  Consolidated Statements of Operations of the Company for the
    three months ended March 31, 1996 and 1995                                 5

  Consolidated Statements of Cash Flows of the Company for the
    three months ended March 31, 1996 and 1995                                 6

  Notes to Consolidated Financial Statements                                   8

Item 2. Management's Discussion and Analysis                                  13


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                   19
  Item 2. Changes in Securities                                               19
  Item 3. Defaults Upon Senior Securities                                     19
  Item 4. Submission of Matters to a Vote of Security-Holders                 19
  Item 5. Other Information                                                   19
  Item 6. Exhibits and Reports on Form 8-K                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CROCKER REALTY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


ASSETS                                                                March 31,   December 31,
                                                                        1996          1995
                                                                      ---------   ------------
Investment in real estate:
  Rental properties, net of accumulated depreciation of
    $14,200 and $11,590 at March 31, 1996 and
    December 31, 1995, respectively                                     $357,617   279,407
  Office building under construction                                       2,137      -
  Land held for investment                                                16,285    11,159

Other assets:
  Cash and cash equivalents                                                6,404     5,719
  Restricted cash                                                         11,338     9,007
  Rents and expense reimbursements receivable, net of
    allowance for doubtful accounts of $111 and $141 at
    March 31, 1996 and December 31, 1995, respectively                     1,267       969
  Accounts receivable from managed properties                                290       219
  Deferred straight-line rents receivable                                  3,461     3,148
  Deferred acquisition and offering costs                                    126     2,156
  Deferred loan costs, net of accumulated amortization of
    $1,593 and $1,312 at March 31, 1996 and
    December 31, 1995, respectively                                        4,369     3,821
  Deferred leasing costs, net of accumulated amortization of
    $1,192 and $1,025 at March 31, 1996 and
    December 31, 1995, respectively                                        3,087     2,689
  Prepaid expenses and other assets                                        1,297       666
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $97 and $60 at March 31, 1996 and
    December 31, 1995, respectively                                          625       451
  Management contracts, net of accumulated amortization
    of $156 and $105 at March 31, 1996 and
    December 31, 1995, respectively                                        1,272     1,324
  Goodwill, net of accumulated amortization of $248 and
    $165 at March 31, 1996 and December 31, 1995,
    respectively                                                           3,859     3,941
                                                                        --------   -------
 Total assets                                                           $413,434   324,676
                                                                        ========   =======

                           CROCKER REALTY TRUST, INC.

                      (in thousands, except for share data)


LIABILITIES AND STOCKHOLDERS' EQUITY                                   March 31,   December 31,
                                                                         1996         1995
                                                                       ---------   ------------
Liabilities:
  Notes payable                                                         $239,502   181,873
  Accounts payable and accrued expenses                                    3,627     2,121
  Accrued interest expense                                                   518       361
  Accrued real estate taxes                                                1,519       254
  Accrued acquisition and offering costs                                     772     1,805
  Dividend payable                                                         4,047      -
  Rents paid in advance                                                    1,160       679
  Tenant security deposits                                                 1,494     1,369
  Deferred straight-line rents payable                                       223       156
  Other liabilities                                                        1,909     1,919
                                                                        --------   -------

      Total liabilities                                                  254,771   190,537
                                                                        --------   -------

Stockholders' equity:
  Preferred stock, $.01 par value, Authorized and
    unissued 10,000,000 shares                                              -         -
  Common stock, $.01 par value, Authorized 50,000,000
    shares; issued and outstanding 26,981,087 shares and
    23,362,492 shares at March 31, 1996 and
    December 31, 1995, respectively                                          270       234
  Additional paid-in capita1                                             158,393   132,721
  Retained earnings                                                         -        1,184
                                                                        --------   -------

      Total stockholders' equity                                         158,663   134,139
                                                                        --------   -------

      Total liabilities and stockholders' equity                        $413,434   324,676
                                                                        ========   =======

See accompanying notes to consolidated financial statements.

                           CROCKER REALTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share amounts)


                                                                    Three Months   Three Months
                                                                       Ended          Ended
                                                                      March 31,     March 31,
                                                                        1996           1995
                                                                    ------------   ------------
Revenue:
  Rental income and tenant reimbursements                            $    16,970   $     9,161
  Management fees-building, development and
    construction                                                             392      -
  Leasing commissions                                                        198      -
                                                                     -----------   -----------
                                                                          17,560         9,161
                                                                     -----------   -----------

Expenses:
  Rental property operating expenses                                       4,594         1,319
  Real estate taxes andinsurance                                           1,601           821
  Management fees                                                            115           511
  Amortization of deferred leasing costs                                     197           153
  Depreciation and amortization of property and
    equipment                                                              2,663         1,312
  Amortization of goodwill and management contracts                          134      -
  General and administrative expenses                                      1,480           279
  Costs incurred for terminated offering                                     390      -
                                                                     -----------   -----------

                                                                          11,174         4,395
                                                                     -----------   -----------

      Operating income                                                     6,386         4,766
                                                                     -----------   -----------
Other income (expense):
  Interest and other income                                                  300           238
  Interest expense                                                        (5,055)       (3,502)
                                                                     -----------   -----------

      Total other income (expense)                                        (4,755)       (3,264)
                                                                     -----------   -----------

      Net income                                                     $     1,631         1,502
                                                                     ===========   ===========

Net income per share of common stock                                 $       .06   $      0.12
                                                                     ===========   ===========

Weighted average number of shares outstanding                         26,429,113    12,530,942
                                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                           CROCKER REALTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except for shares issued)

                                                                    Three Months   Three Months
                                                                       Ended          Ended
                                                                      March 31,     March 31,
                                                                        1996           1995
                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                             $ 1,631    1,502
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                          2,663    1,312
      Amortization of loan costs                                             272      171
      Amortization of deferred leasing costs                                 197      153
      Amortization of organization costs                                       1        1
      Amortization of goodwill and management
        contracts                                                            134     -
      Bad debt expense                                                         2     -
      Stock bonuses                                                          231     -
      (Increase) decrease in operating assets:
        Deferred straight-line rents receivable                             (313)    (320)
        Rents and other receivables                                         (386)     185
        Prepaid expenses and other assets                                   (632)    (190)
      Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                              599     (708)
          Accrued interest                                                   (81)    -
          Accrued real estate taxes                                        1,194      449
          Accrued terminated offering costs                                  278     -
          Rents paid in advance                                              482      (63)
          Tenant security deposits                                           125      229
          Deferred straight-line rents payable                                67     -
                                                                         -------   ------
                 Total adjustments                                         4,833    1,219
                                                                         -------   ------

                 Net cash provided by operating
                   activities                                              6,464    2,721
                                                                         -------   ------

Cash flows from investing activities:
  Acquisition of rental properties and land                               (1,724)    -
  Acquisition of land held for investment                                 (1,648)    -
  Office building under construction                                      (1,671)    -
  Payments for building and tenant improvements                             (905)    (681)
  Payment of deferred leasing costs                                         (304)    (396)
  Payments for furniture, fixtures and equipment                             (85)    -
  Refund of deferred acquisition costs, net                                   36     -
                                                                         -------   ------

                 Net cash used in investing activities                    (6,301)   (1,077)
                                                                         -------   ------

                                                                     (Continued)
                                       -6-

                           CROCKER REALTY TRUST, INC.

                    (In thousands, except for shares issued)

                                                                    Three Months   Three Months
                                                                       Ended          Ended
                                                                      March 31,     March 31,
                                                                        1996           1995
                                                                    ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                 $15,000      -
  Net (increase) decrease in restricted cash                              (2,331)   (1,074)
  Payments under notes payable                                            (9,609)     -
  Dividends paid                                                            (809)     (500)
  Payment of offering costs                                                 (791)     -
  Payment of financing costs                                                (938)     -
                                                                         -------    ------

     Net cash provided by (used in) financing
       activities                                                            522    (1,574)
                                                                         -------    ------

     Net increase in cash and cash equivalents                               685        70

Cash and cash equivalents at beginning of period                           5,719       132
                                                                         -------    ------

Cash and cash equivalents at end of period                               $ 6,404       202
                                                                         =======    ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                                        $ 4,864     3,333
                                                                         =======    ======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1995, the Company exchanged 62,500 shares of common stock for the shares of common stock of Options Corp. held by the Apollo Fund.

During the three months ended March 31, 1996, the Company issued 24,000 shares of common stock which are fully-vested and 31,656 shares of common stock which vest 100% in three years to certain officers of the Company.

On January 16, 1996, the Company issued 1,687,939 shares of common stock in connection with the Towermarc acquisition. Details of assets acquired, liabilities assumed and common stock issued in connection with the Towermarc acquisition is as follows:

Rental properties                  $(79,208)
Land held for investment             (3,460)
Deferred acquisition costs            1,713
Mortgage notes payable               67,237
Accrued interest expense                238
Accrued real estate taxes                71
Accrued acquisition costs              (975)
Common stock                             17
Additional paid-in capital           12,643
                                    -------
Net cash used in acquisition         (1,724)
                                    =======

See accompanying notes to consolidated financial statements.

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND FORMATION TRANSACTIONS

Crocker Realty Trust, Inc. (the "Company") was incorporated under the Maryland General Corporation Law on September 21, 1994 under the name of Southeast Realty Corp. On June 30, 1995, the Company changed its name to Crocker Realty Trust, Inc. The Company was formed to succeed to the interests of Apollo Real Estate Investment Fund, L.P. (the "Apollo Fund") and its affiliates in AP Southeast Portfolio Partners, L.O. ("AP Southeast Partnership"), AP-GP Southeast Portfolio Partners, L.P., Southeast Portfolio Operating Corporation, AP Fontaine III Partners, L.P., AP-GP Fontaine III Partners, L.P., Fontaine III Operating Corporation and Southeast Options Operating Corporation (collectively, the "Predecessor Entities"), which collectively include a portfolio of 47 office and office/service properties and options to acquire up to five parcels of undeveloped land adjacent to certain of such properties.

The Company accounted for the acquisitions of the interests of the Apollo Fund and its affiliates at historical cost in a manner similar to that in a pooling of interests accounting due to the above entities being under the common control of the Apollo Fund and its affiliates.

On June 30, 1995, pursuant to an Agreement and Plan of Merger, dated as of September 29, 1994, as amended (the "CRMSI Merger Agreement") among the Company, SER Management, Inc. ("SER Management"), Crocker Realty Management Services, Inc. ("CRMSI") and Crocker & Sons, Inc. ("CSI"), CRMSI and CSI merged with and into SER Management, a wholly-owned subsidiary of the Company (the "CRMSI Merger"). The outstanding shares of CRMSI and CSI were exchanged for 637,500 shares of the Company's common stock, of which 457,531 shares were issued to the Chairman of the Board and Chief Executive Officer of the Company and his spouse, 149,974 shares were issued to the President and Chief Operating Officer of the Company and 29,995 shares were issued to the Executive Vice President and Chief Financial Officer of the Company.

As a result of the CRMSI Merger, the Company succeeded to the interests of the property, asset and construction management business and leasing and brokerage business of CRMSI and CSI and to their respective assets and liabilities.

On July 1, 1995, pursuant to an Agreement and Plan of Merger, dated as of September 29, 1994, as amended, (the "CRI Merger Agreement"), among the Company, SER Acquisition, inc. ("SER Acquisition") and Crocker Realty Investors, Inc. ("CRI"), CRI merged with and into SER Acquisition, a wholly-owned subsidiary of the Company (the "CRI Merger"). Upon consummation of the CRI Merger; (i) the outstanding shares of common stock of CRI were exchanged for 1,020,000 shares of the Company's common stock, (ii) the 2,340,000 CRI public warrants each entitling the holder thereof to purchase, during the four year period ending January 21, 1998, one share of CRI common stock at $10.00 per share (subject to adjustment), were assumed by the Company and entitle the holders thereof to purchase shares of the Company's common stock at the same price and on the same terms and conditions as set forth in the CRI public warrants, and (iii) purchase options held by certain individuals and GKN Securities Corp. (the Underwriter of CRI's 1993 initial public offering) to purchase an aggregate of 210,292 shares of CRI common stock at an exercise price of $7.85 per share of CRI common stock and the warrant held by General Electric Capital Corporation to purchase an aggregate of 160,000 shares of CRI common stock at an exercise price of $10.00 per share

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of CRI common stock were assumed by the Company and entitle the holders thereof to purchase shares of the Company's common stock at the same price and on the same terms and conditions as set forth in the instruments pursuant to which such options and warrant were issued. On December 28, 1995, the Company entered into an agreement to pay $360,000 to certain individuals and GKN Securities Corp. for their purchase options and other rights held by GKN Securities Corp. The amount was accrued and charged to additional paid-in capital at December 31, 1995 and was paid in January 1996.

As a result of the CRI Merger, the Company succeeded to the interests of CRI in a portfolio of three office properties and to all of the assets and liabilities of CRI.

(2)  BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the Company without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. These consolidated financial statements should be read in conjunction with the 1995 financial statements and notes thereto included in the Company's Form 10-K.

The consolidated results of operations for the three months ending March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the March 31, 1995 balances in order to conform to the presentation used at March 31, 1996.

(3) INCOME TAXES

The Company qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. Under these provisions, the Company is required to distribute at least 95% of its taxable income to its shareholders to maintain this qualification and not be subject to federal income taxes for the portion of taxable income distributed. To maintain REIT qualification, the Company must also satisfy tests concerning the nature of its assets and income and meet certain recordkeeping requirements.

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) ACQUISITIONS AND PRIVATE PLACEMENTS

As a result of the July 1, 1995 CRI Merger and the June 30, 1995 CRMSI Merger, the Company succeeded to the interests of CRI in a portfolio of three office properties and to the property, asset and construction management business and leasing and brokerage business of CRSI and CSI and to all of the assets and liabilities of the respective entities.

The CRMSI Merger was accounted for under the purchase method of accounting based on the estimated fair value of the assets acquired as there was no established market for the Company's common stock prior to the consummation of the CRMSI Merger. The assets acquired in the CRMSI Merger are comprised primarily of building, construction and leasing management agreements and leasing and brokerage operations. Of the total estimated fair value of the assets acquired, approximately $1.4 million was classified as Management Contracts, and approximately $3.7 million was classified as Goodwill. The Company owns 100% of the issued and outstanding non-voting preferred stock and 9.9% of the issued and outstanding common stock of the leasing company, CRT Leasing, Inc., a Delaware corporation, which provides leasing and brokerage services to properties not owned by the Company. CRT Leasing, Inc. has been consolidated into the Company's financial statements. The non-voting preferred stock generally is entitled to dividends equal to 95% of all distributions of CRT Leasing, Inc. The portion of the estimated fair value allocated to Management Contracts is being amortized over a period of 5-10 years and the portion attributable to Goodwill is being amortized over a period of 20 years.

The CRI Merger was accounted for under the purchase method of accounting based on the estimated fair value of the assets and liabilities acquired as there was no established market for the Company's common stock prior to the consummation of the CRI Merger. The assets acquired were comprised primarily of three office properties with a combined appraised value of approximately $48.1 million encumbered by approximately $41.4 million of variable interest rate mortgage notes payable.

On December 28, 1995, the Company sold 8,818,231 shares of Common Stock to AEW Partners, L.P., a pension fund advisor ("AEW"), in a private placement transaction for $64.8 million (approximately $7.35 per share). Additional shares may be issued to AEW in the event certain purchase price adjustments are triggered. Management believes the number of additional shares which may be issued to AEW will not be material in relation to the number of shares originally issued to AEW.

On December 29, 1995, the Company completed the acquisition of 11 buildings and approximately 278 acres of land within Sabal Park in Tampa, Florida, from Sabal Corporation, a wholly-owned subsidiary of Stone and Webster Incorporated. The assets were acquired for an aggregate cash consideration of $42.5 million. In a concurrent transaction, the Company contracted to sell approximately 63 acres of the land acquired from Sabal Corporation to Security Capital Industrial Trust and sold approximately 48 of such acres on December 29, 1995 with the sale of remaining land (consisting of two parcels) contingent upon the resolution or satisfaction of certain conditions.

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 12, 1996, the Company sold 1,875,000 shares of the Common Stock to Fortis Benefits Insurance Company and its affiliate, Time Insurance Company, in a private placement transaction for $15.0 million ($8.00 per share).

On January 16, 1996, the Company and certain of its subsidiaries completed the acquisition of (i) nine office buildings located in Memphis, Tennessee, and in Tampa and Jacksonville, Florida, (ii) four parcels of land in Memphis and Tampa and (iii) management contracts for an aggregate of approximately 700,000 square feet of space in Memphis and Tampa, each from affiliates of Towermarc Corporation.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 and 1995 have been prepared assuming the above transactions occurred at the beginning of each such period, after giving effect to certain adjustments, including depreciation and amortization. The following unaudited pro forma consolidated results of operations is not necessarily indicative of results of operations that would have occurred had the transactions been made as of those dates or of results that may occur in the future (dollars in thousands except per share amounts):

                                                                 March 31,
                                                        ------------------------
                                                           1996           1995
                                                        -----------   ----------
                                                                (unaudited)
Revenue                                                 $    18,091       17,282
                                                         ==========   ==========
Net income                                              $     1,661        2,019
                                                         ==========   ==========
Net income per common share                             $      0.06         0.07
                                                         ==========   ==========
Weighted average number of common shares outstanding     26,981,087   26,981,087

Pro forma net income for the three months ended March 31, 1996 is lower than the respective period in 1995 primarily due to the incurrence of $390,000 of costs for a secondary offering in the first quarter of 1996 which was terminated.

The Company has made other acquisitions during the first quarter of 1996 which are not included in the above pro forma consolidated results of operations as follows:

The Company is currently developing an office building in Center Point Office Park in Columbia, South Carolina. The total cost of the project is expected to be approximately $7.6 million, which includes the January 4, 1996 purchase of land for approximately $1.2 million and the construction of an approximately 81,000 square foot office building. Pursuant to a contract entered into with the builder, the construction costs are fixed. The building is expected to be completed in the fourth quarter of 1996 and is approximately 50% pre-leased.

On March 27, 1996, the Company acquired eight acres of land in Greenville, South Carolina, for 1.6 million. The Company believes that it can develop 100,000 square feet of rentable space on this land.

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) COMMITMENTS AND CONTINGENCIES

Under the terms of the original purchase agreement pursuant to which AP Southeast Partnership acquired its 46 properties from NationsBank of North Carolina, N.A., in November 1993, AP Southeast Partnership is obligated to pay a Deferred Contingent Purchase Price, as defined in the AP Southeast Partnership purchase agreement. This contingent payment, which will in no event exceed $4.4 million, is due on April 1, 1998, if the actual four-year cumulative cash flow of the AP Southeast Partnership properties (as defined) exceeds the projected four-year cash flow (as defined). Based on actual results to date and estimates of future operations, management does not believe that any Deferred Contingent Purchase Price will be payable.

The Company is not currently involved in any material litigation, nor, to its knowledge, is any material litigation currently threatened against it or any of its properties, except for routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Management believes that any costs associated with environmental risks or compliance with applicable environmental laws or regulations to which the Company may be subject would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

A number of federal, state and local laws exist, such as the Americans with Disabilities Act, which may require modifications to existing buildings to improve, or restrict certain renovations, by requiring access to such buildings by disabled persons. Additional legislation may impose further requirements on owners with respect to access by disabled persons. The costs of compliance with such laws may be substantial and may reduce overall returns of the Company's investments. The Company believes that all of its properties are in substantial compliance with laws currently in effect, and will review its properties, periodically, to determine continuing compliance with existing laws and any additional laws that are hereafter promulgated.

(6)    SUBSEQUENT EVENT

On April 29, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Highwoods Properties, Inc ("Highwoods"). As a result of the Merger, the outstanding shares of common stock of the Company will be converted into the right to receive $11.02 per share in cash, subject to certain adjustments. The Merger is conditioned upon, among other things, approval by holders of at least two-thirds of the outstanding Common Stock and the continued qualification of the Company as a real estate investment trust. Holders of approximately 83% of the Common Stock have entered into an agreement with Highwoods pursuant to which such holders have agreed to vote in favor of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

GENERAL:

The results of operations for the three months ended March 31, 1995 do not include (i) the Company's acquisition of three properties on July 1, 1995 and certain property management, leasing, brokerage and construction management businesses from the Executive Officers and Mrs. Crocker on June 30, 1995, resulting in the Company becoming self-managed and self-administered, (the "Reorganization"); (ii) two significant portfolio acquisitions on December 29, 1995 (Sabal acquisition for an approximately $42.5 million contract amount) and January 16, 1996 (Towermarc acquisition for an approximately $81.4 million contract amount); and (iii) two private placements on December 28, 1995 (AEW for approximately $64.8 million) and January 12, 1996 (Fortis for approximately $15.0 million). As a result, the operating results of the Company for the three months ended March 31, 1996 and 1995 are not directly comparable.

Rental income and tenant reimbursements are derived principally from base rents, additional rents in the form of escalation billings and expense reimbursements charged to tenants of the properties. The recognition of rental revenue is a function of the terms of the leases entered into with the tenants and rent concessions granted. The operating expenses of the properties include operating costs typically incurred by office building projects of the type owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Net income for the three months ended March 31, 1996 was $1.6 million compared with net income of $1.5 million in 1995.

Rental income and tenant reimbursements were $17.0 million for the three months ended March 31, 1996 compared to $9.2 million in 1995. The increase of $7.8 million is primarily attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition, which contributed in the aggregate $7.4 million, including a $610,000 net lease termination fee earned in 1996.

Management fee and leasing commission revenue of approximately $590,000 in the aggregate relate to third-party management contracts acquired in the Reorganization and Towermarc acquisition.

Rental property operating expenses were $4.6 million for the three months ended March 31, 1996 compared to $1.3 million in 1995. Of the total increase of $3.3 million, $3.0 million is attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition. The remaining increase is due to higher occupancies at the Predecessor Entities Properties and the change in the overall management of the Company from third-party to primarily self-managed subsequent to March 31, 1995.

Real estate taxes and insurance costs were $1.6 million for the three months ended March 31, 1996, compared to $821,000 in 1995. All of the total net increase is attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition.

Management fee expenses were $115,000 for the three months ended March 31, 1996 compared to $511,000 in 1995. This decrease is due to the change in the overall management of the Company from third-party to primarily self-managed as a result of the Reorganization subsequent to March 31, 1995. The third-party asset management fees were approximately $250,000 for the three months ended March 31, 1995 compared to none during 1996. Third-party property management fees were approximately $261,000 for the three months ended March 31, 1995.

Depreciation and amortization of property and equipment was $2.7 million for the three months ended March 31, 1996 compared to $1.3 million in 1995. Of the total increase of $1.4 million, approximately $1.3 million is attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition.

Amortization of goodwill and management contracts was approximately $134,000 for the three months ended March 31, 1996 compared to none in 1995. This amortization relates to the goodwill and management contract assets recorded by the Company in connection with the Reorganization.

General and administrative expenses were $1.5 million for the three months ended March 31, 1996 compared to approximately $279,000 in 1995. This $1.2 million increase resulted from the Reorganization as well as becoming a public company subsequent to March 31, 1995.

Interest expense was $5.1 million for the three months ended March 31, 1996 compared to $3.5 million in 1995. Interest expense resulting from debt assumed in the Reorganization and Towermarc acquisition was approximately $2.2 million for 1996. This was offset by a reduction of approximately $600,000 of interest expense for the period resulting from the extinguishment of $20 million of debt on December 28, 1995.

Costs incurred for terminated offering of $390,000 represents costs incurred by the Company as of March 31, 1996 in connection with a planned offering of common stock which was canceled due to the April 29, 1996 announcement that Highwoods Properties, Inc. would be acquiring all of the outstanding common stock of the Company.

MATERIAL CHANGES IN FINANCIAL CONDITION AT MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

Rental properties, net of accumulated depreciation, increased by $78.2 million from December 31, 1995 to March 31, 1996. In addition, land held for investment increased by $5.1 million. These increases are primarily attributable to the Towermarc acquisition on January 16, 1996. Office building under construction of $2.1 million represents $1.2 million of land costs and $900,000 in construction to date on the Company's construction of an office building in Columbia, South Carolina.

The Company's cash and cash equivalents at March 31, 1996 increased by $685,000 compared to December 31, 1995. This increase resulted from $6.5 million net cash provided by operating activities and $522,000 net cash provided by financing activities offset by $6.3 million net cash used in investing activities. The net cash used in investing activities resulted primarily from $1.7 million used to acquire certain rental properties and undeveloped land, $1.6 million for the acquisition of land held for investment, and $1.7 million for the office building under construction. The net cash provided by financing activities resulted from the receipt of $15.0 million from the Fortis private placement of the Company's Common Stock. These receipts were offset primarily by payments to reduce debt of $9.6 million, $938,000 for the payment of financing costs, $809,000 in dividends paid, and the payment of $791,000 in offering costs related to the AEW and Fortis private placements and the Company's terminated secondary offering.

The balance in restricted cash at March 31, 1996 increased by $2.3 million compared to December 31, 1995 primarily due to the funding of real estate tax and insurance escrows into the restricted cash accounts referred to above.

Accounts payable and accrued expenses were $3.7 million at March 31, 1996 compared to $2.1 million at December 31, 1995. Of this $1.6 million increase, $415,000 relates to operation of the properties from the Sabal and Towermarc acquisitions. In addition, amounts due for office building under construction, tenant improvements and leasing commissions increased by $1.0 million.

Accrued real estate taxes at March 31, 1996 increased by $1.3 million compared to December 31, 1995. A significant portion of the Company's portfolio's real estate taxes are due in January of each year. The amounts which were due in January 1996 were paid in December 31, 1995. Accordingly, the balance in accrued real estate taxes increases during the year.

The $4.0 million dividend payable was paid on April 3, 1996 for shareholders of record on March 20, 1996.

Common Stock and additional paid-in capital at March 31, 1996 increased by approximately $36,000 and $25.7 million, respectively, since December 31, 1995. The increase is primarily due to a $15.0 million private placement of the Company's Common Stock and the issuance of 1,687,939 shares of Common Stock for the Towermarc acquisition. These increases were offset by approximately $1.6 million of dividends paid or accrued during the three month period in excess of net income and retained earnings.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources for the three months ended March 31, 1996 were provided primarily by operations in addition to a $15.0 million private placement of the Company's Common Stock. The net proceeds from the private placement were used principally to pay off $9.4 million of debt assumed in the Towermarc acquisition. Assets acquired in the Towermarc acquisition were acquired primarily through the issuance of Common Stock and the assumption of debt.

At March 31, 1996, the Company's properties were approximately 94.4% leased.

The Properties (including the Properties acquired in the Towermarc acquisition) had an Annual Base Rent per square foot leased of $10.84 as of December 31, 1995 compared to $11.12 as of March 31, 1996. Annual Base Rent at March 31, 1996 and December 31, 1995, is defined as the amounts contractually due (excluding percentage rents due and recoveries from tenants for common area maintenance charges, taxes or other items) for the month of March 1996 and December 1995, respectively, annualized, for continuing leases in force on or before March 31, 1996 and December 31, 1995.

The Company's consolidated indebtedness at March 31, 1996 was $239.5 million at a weighted average interest rate of 8.57%. Such indebtedness included (i) a mortgage note (the "Mortgage Note") issued by the AP Southeast Partnership and secured by the Properties owned by the AP Southeast Partnership, (ii) two loans issued by General Electric Capital Corporation ("GE Capital") to Crocker Realty Investors, Inc. ("CRI") and secured by the three Properties in Boca Raton, Florida, and (iii) various loans assumed in the Towermarc acquisition.

The Mortgage Note is a conventional, monthly pay, first mortgage note in the principal amount of $140 million. The Mortgage Note is a limited recourse obligation of the AP Southeast Partnership that was issued to Kidder Peabody Acceptance Corporation I pursuant to an Indenture, dated March 1, 1994 (the "Indenture") among the AP Southeast Partnership, Bankers Trust Company of California, N.A., and Bankers Trust Company. The Mortgage Note bears interest on its outstanding principal balance at the rate of 7.88% per annum, subject to increase in the event of a default in the payment of any amount due, and matures on January 3, 2001. The Mortgage Note provides for scheduled monthly payments of interest only which are due on the first business day of each calendar month.

The Mortgage Note is secured by a blanket, first mortgage lien on the Properties owned by the AP Southeast Partnership, as well as (i) a first priority assignment of all present and future leases encumbering portions of those Properties, (ii) a security interest in any personal property owned by AP Southeast Partnership and (iii) a collateral assignment of the right, title and interest of AP Southeast Partnership in and rights to all management agreements relating to those Properties. As an additional security for the Mortgage Note, AP Southeast Partnership maintains with a servicer various "sweep accounts," a central cash collateral account (the "Cash Collateral Account") and a contingency reserve account (the "Contingency Reserve Account"). All rents with respect to the Properties securing the Mortgage Note are made payable to, and deposited directly in, the sweep accounts, which are then transferred to the Cash Collateral Account, and all other property income and capital event proceeds are deposited into the Cash Collateral Account promptly upon receipt thereof. Cash of at least $7 million is maintained in the Contingency Reserve Account.

In connection with the Reorganization, the Company assumed the two loans issued by GE Capital. Both of the loans have floating interest rates based on the GE Capital Composite Commercial Paper Rate, which was 5.53% at March 31, 1996. The GE Capital Composite Commercial Paper Rate has had a decrease of 30 basis points since December 31, 1995. The first loan (as amended on April 27, 1994), which at March 31, 1996 had an outstanding principal balance of $11.4 million and approximately $85,000 available to be drawn upon, bears interest at the rate of 9.53% per annum (at March 31, 1996). The second loan, which had an outstanding principal balance of $30.5 million at March 31, 1996, bears interest at the rate of 9.78% per annum (at March 31, 1996). Both loans require monthly payments of interest. The outstanding principal balance of the first loan is due at maturity on April 27, 1999. The outstanding principal balance of the second loan is payable in an amount equal to 50% of the annual cash flow generated by the One Boca Place Property after payment of interest on the loan and tenant improvements and expenses on the One Boca Place Property for each calendar year subsequent to 1995. This payment is limited to a maximum amount of $750,000 per year. All remaining unpaid principal on the second loan is payable at maturity on April 27, 1999.

In connection with the Towermarc acquisition in January 1996, the Company assumed eleven separate mortgage notes. At March 31, 1996, and an aggregate of $30.1 million of the debt has fixed interest rates with a weighted average rate of 9.77% and an aggregate of $27.5 million of the debt has floating interest rates, which in the aggregate had a weighted average interest rate of 9.03% at March 31, 1996. The notes have various years of maturities ranging from 1996 to 2001, with approximately $15.9 million due in 1996, including one loan for $14.0 million due on October 31, 1996.

The Company expects to meets its liquidity requirements (excluding debt principal payments) through net cash flows provided by property operations. The Company expects to pay its debt principal payments due in 1996 by refinancing. Management believes the cash flows from operations are adequate to fund property operations, related leasing costs and tenant and building improvements and to meet debt service (excluding debt principal payments) requirements. Additionally, the Indenture requires the maintenance of a $7.0 million contingency fund as additional security in the event that operations of the Properties securing the Mortgage Note do not provide sufficient cash flows for the payment of tenant lease-up costs. Escrow accounts to pay real estate taxes and insurance have been established and will continue to be funded by the AP Southeast Partnership from the monthly cash receipts received from its Properties.

In addition, on March 20, 1996, the Company entered into an agreement with The First National Bank of Boston for a Line of Credit, which is a full recourse $20 million secured revolving credit facility. The Line of Credit has a term of three years and bears interest at either the LIBOR plus 175 basis points or The First National Bank of Boston's Base Rate plus 75 basis points, at the Company's option. The Line of Credit is available to fund acquisitions and development activities, as well as for the refinancing of indebtedness and for general corporate purposes, and is subject to customary covenants and reporting requirements. On April 1, 1996, the Company borrowed $5 million on this Line of Credit.

The Company paid a special dividend of $809,000 on March 28, 1996 related to the Company's 1995 REIT dividend distribution requirements. In addition, on April 3, 1996, the Company paid a dividend of $4,047,000 which was the Company's first quarterly dividend.

FUNDS FROM OPERATIONS

Management believes that FFO is the industry standard for reporting the operations of real estate investment trusts. In March 1995, NAREIT issued a clarification of its definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted the changes effective the year beginning January 1, 1996. The following table presents the Company's pro forma and historical FFO for the three months ended March 31, 1996 under both methods of calculation for illustrative purposes (in thousands, except share data):

                                   Pro Forma                    Historical
                             -------------------------   -------------------------
                                New          Old            New           Old
                               Method       Method         Method        Method
                             -----------   -----------   -----------   -----------
Net income                   $     1,661   $     1,661   $    1,631   $      1,631
Add back:
  Depreciation and amorti-
    zation of real estate
    assets                         2,733         2,733        2,626          2,626
  Depreciation of non-real
    estate assets                      -            37            -             37
  Amortization of deferred
    leasing costs                    198           198          197            197
  Amortization of deferred
    loan costs                         -           285            -            272
  Amortization of goodwill
    and management con-
    tracts                             -           134            -            134
  Amortization of organiza-
    tion costs                         -             1            -              1
  Cost of terminated
    offering                         390           390          390            390
                             -----------   -----------   ----------    -----------
Funds From Operations        $     4,982   $     5,439   $    4,844    $     5,288
                             -----------   -----------   ----------    -----------
Weighted average number of
  shares outstanding          26,981,087    26,981,087    26,429,113    26,429,113
                             ===========   ===========   ===========   ===========
FFO per share                $      0.18   $      0.20   $      0.18   $      0.20
                             ===========   ===========   ===========   ===========


While management believes that FFO is the most relevant and widely used measure of the Company's operating performance, such amount does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held a Special meeting of Stockholders March 22, 1996 for the following three proposals:

1. To approve an amendment to the Company's Articles of Incorporation to effect a reverse stock split of the common stock, par value $.01 per share, of the Company (the "Common Stock"), and to authorize the Board of Directors to set the rate of the split between 1 for 2 shares and 1 for 3 shares and to fix the effective date of the split.

2. To approve an amendment to the Company's Articles of Incorporation to provide to AP CRTI Holdings, L.P., a wholly owned subsidiary of Apollo Real Estate Investment Fund, L.P. (the "Apollo Fund") and the entity to which the Apollo Fund intends to transfer all shares of Common Stock owned by it, the same rights as are currently afforded to the Apollo Fund under the Articles of Incorporation by amending the definition of "Apollo Fund" from "Apollo Real Estate Investment Fund, L.P." to "AP CRTI Holdings, L.P."

3. To approve an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance to 2,500,000, to be effective immediately after the reverse stock split.

At such meeting, the following votes were cast:
                                                             Broker
                   For        Against  Withheld   Abstain   Non-Votes
                   ---        -------  --------   -------   ---------
   Proposal #1   26,731,602    9,000      -          170      1,210
   Proposal #2   26,727,352    5,950      -        2,170      6,510
   Proposal #3   26,728,027   13,485      -          470        -


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Not applicable.

(b)      Reports on Form 8-K

         On January 16, 1996, the Company filed a report on Form 8-K, dated December 28, 1995, in connection with (i) the private placement of Common Stock to AEW Partners, Ltd., and (ii) the acquisition of certain properties and land from Sabal Corporation.

         On January 31, 1996, the Company filed a report on Form 8-K, dated January 16, 1996, in connection with the acquisition of certain properties and land from Towermarc Corporation.

         On March 12, 1996, the Company filed an amendment to a report on Form 8-K, dated December 28, 1995, including pro forma financial statements of the Company as of September 30, 1995 and for the nine months ended September 30, 1995 and the year ended December 31, 1994.

         On March 31, 1996, the Company filed an amendment to a report on Form 8-K, dated January 16, 1996, including pro forma financial statements of the Company as of and for the year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CROCKER REALTY TRUST, INC.
                                     Registrant

Date:   May 13, 1996                 /s/ Thomas J. Crocker
                                    -----------------------------
                                    Thomas J. Crocker
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:   May 13, 1996                 /s/ Richard S. Ackerman
                                    -----------------------------
                                    Richard S. Ackerman
                                    President and Chief Operating Officer



Date:   May 13, 1996                 /s/ Robert E. Onisko
                                    -----------------------------
                                    Robert E. Onisko
                                    Executive Vice President,
                                    Chief Financial Officer and Secretary