Form 10-Q
period 1996-06-30
CROCKER REALTY TRUST INC
filed 1996-08-14
CIK 935897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
  For the transition period from _____________ to ________________

        Commission file number 1-13766



                           CROCKER REALTY TRUST, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Maryland                             13-3794787
       -------------------------------------              --------------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)


       433 Plaza Real, Suite 335, Boca Raton, FL              33432
- ------------------------------------------------------- -------------------
       (Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code  (407) 395-9666


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                No
  ------------             ------------

                Class                          Outstanding at August 9, 1996
- ----------------------------------------  -----------------------------------
       Common Stock, $.01 Par Value                 27,697,457 shares

                           CROCKER REALTY TRUST, INC.

                                      INDEX


                                                                          PAGE

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

  Consolidated Balance Sheets of the Company as of June 30, 1996
   and December 31, 1995                                                    3

  Consolidated Statements of Operations of the Company for the six
   months and three months ended June 30, 1996 and 1995                     5

  Consolidated Statements of Cash Flows of the Company for the six
   months  ended June 30, 1996 and 1995                                     6

  Notes to Consolidated Financial Statements                                9

 Item 2.  Management's Discussion and Analysis                             15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 21
Item 2.  Changes in Securities                                             21
Item 3.  Defaults Upon Senior Securities                                   21
Item 4.  Submission of Matters to a Vote of Security-Holders               21
Item 5.  Other Information                                                 21
Item 6.  Exhibits and Reports on Form 8-K                                  21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CROCKER REALTY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)



                                 ASSETS                            June 30,      December 31,
                                                                     1996            1995
                                                                     ----            ----
Investment in real estate:
  Rental properties, net of accumulated depreciation of
    $17,080 and $11,590 at June 30, 1996 and
    December 31, 1995, respectively                                $355,108         279,407
  Office building under construction                                  3,858           -
  Land held for investment                                           16,396          11,159

Other assets:
  Cash and cash equivalents                                           9,752           5,719
  Restricted cash                                                    11,997           9,007
  Rents and expense reimbursements receivable, net of
    allowance for doubtful accounts of $135 and $141 at
    June 30, 1996 and December 31, 1995, respectively                 1,079             969
  Accounts receivable from managed properties                           562             219
  Deferred straight-line rents receivable                             3,802           3,148
  Deferred acquisition, offering and merger costs                       100           2,156
  Deferred loan costs, net of accumulated amortization of
    $1,908 and $1,312 at June 30, 1996
    and December 31, 1995, respectively                               4,094           3,821
  Deferred leasing costs, net of accumulated amortization of
    $1,411 and $1,025 at June 30, 1996 and                            3,142           2,689
    December 31, 1995, respectively                                     611             666
  Prepaid expenses and other assets
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $142 and $60 at June 30, 1996 and
    December 31, 1995, respectively                                     649             451
  Management contracts, net of accumulated amortization of
    $208 and $105 at June 30, 1996 and December 31,
    1995, respectively                                                1,221           1,324
  Goodwill, net of accumulated amortization of $330 and
    $165 at June 30, 1996 and December 31, 1995,
    respectively                                                      3,776           3,941
                                                                    --------        -------

Total assets                                                        $416,147        324,676
                                                                    ========        =======

                                       -3-

                           CROCKER REALTY TRUST, INC.

                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                      (in thousands, except for share data)


                  LIABILITIES AND STOCKHOLDERS' EQUITY             June 30,     December 31,
                                                                    1996           1995
                                                                    ----           ----
Liabilities:
  Notes payable                                                   $244,267        181,873
  Accounts payable and accrued expenses                              2,632          2,121
  Accrued interest expense                                             198            361
  Accrued real estate taxes                                          3,304            254
  Accrued acquisition, offering and merger costs                        40          1,805
  Dividend payable                                                   4,155             -
  Rents paid in advance                                              1,253            679
  Tenant security deposits                                           1,402          1,369
  Deferred straight-line rents payable                                 311            156
  Other liabilities                                                  1,894          1,919
                                                                   -------        -------
        Total liabilities                                          259,456        190,537
                                                                   -------        -------
Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized and
    unissued 10,000,000 shares                                        -              -
  Common stock, $.01 par value.  Authorized 50,000,000
    shares; issued and outstanding 26,989,587 shares at
    June 30, 1996 and 23,362,492 shares at
    December 31, 1995                                                  270            234
  Additional paid-in capital                                       156,421        132,721
  Retained earnings                                                   -             1,184
                                                                   -------        -------
        Total stockholders' equity                                 156,691        134,139
                                                                   -------        -------
        Total liabilities and stockholders' equity                $416,147        324,676
                                                                   =======        =======

See accompanying notes to consolidated financial statements.


                           CROCKER REALTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                                 Six months ended               Three months ended
                                                                     June 30,                        June 30,
                                                             ------------------------         ------------------------
                                                                 1996        1995                1996           1995
                                                                 ----        ----                ----           ----

Revenue:
  Rental income and tenant reimbursements                    $   34,604       18,537              17,634         9,376
  Management fees - building,
    development and construction                                    828         -                    436          -
  Leasing commissions                                               334         -                    136          -
                                                              ----------    --------           ---------     ---------
                                                                  35,766      18,537              18,206        9,376
                                                              ----------    --------           ---------     ---------
Expenses:
  Rental property operating expenses                               8,845       2,964               4,251         1,645
  Real estate taxes and insurance                                  3,559       1,619               1,958           798
  Management fees                                                    203       1,016                  88           505
  Amortization of deferred leasing costs                             420         306                 223           153
  Depreciation and amortization of property
    and equipment                                                  5,634       2,712               2,971         1,400
  Amortization of goodwill and
    management contracts                                             268        -                    134           -
  General and administrative expenses                              2,896         319               1,416            40
  Costs incurred for terminated offering                             486        -                     96           -
                                                              ----------    --------           ---------     ----------
                                                                  22,311       8,936              11,137         4,541
                                                              ----------    --------           ---------     ----------
          Operating income                                        13,455       9,601               7,069         4,835
                                                              ----------    --------           ---------     ----------
Other income (expense):
  Interest and other income                                          671         492                 371           254
  Interest expense                                               (10,420)     (6,991)             (5,365)       (3,489)
                                                              ----------   ---------           ---------     ----------
          Total other income (expense)                            (9,749)     (6,499)             (4,994)       (3,235)
                                                              ----------  ----------           ---------     ----------
          Net income                                         $     3,706       3,102               2,075         1,600
                                                              ==========  ==========           =========     ==========

Net income per share of common stock                         $      0.14        0.25                0.08          0.13
                                                              ==========  ==========          ==========    ===========
Weighted average number of shares outstanding                 26,705,705   2,565,071          26,982,296    12,598,825
                                                              ==========  ==========          ==========    ===========

See accompanying notes to consolidated financial statements.

                                      -5-

                           CROCKER REALTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Six Months       Six Months
                                                            Ended            Ended
                                                           June 30,         June 30,
                                                            1996             1995
                                                            ----             ----
Cash flows from operating activities:
  Net income                                               $3,706             3,102
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                           5,634             2,712
      Amortization of loan costs                              571               325
      Amortization of deferred leasing costs                  420               334
      Amortization of organization costs                        2                 2
      Amortization of goodwill and management                 268               -
        contracts
      Bad debt expense                                         33                23
      Stock bonuses                                           261               -
      (Increase) decrease in operating assets:
        Deferred straight-line rents receivable              (654)             (636)
        Rents and other receivables                          (486)              235
        Prepaid expenses and other assets                      55              (419)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                 547              (427)
        Accrued interest                                     (401)              -
        Accrued real estate taxes                           2,979             1,161
        Rents paid in advance                                 574               (97)
        Tenant security deposits                               33               320
        Deferred straight-line rents payable                  155               -
                                                           ------             -----
           Total adjustments                                9,991             3,533
                                                           ------             -----
           Net cash provided by operating
                activities                                 13,697             6,635
                                                           ------             -----


                                   -6-                     (continued)

                           CROCKER REALTY TRUST, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                          Six Months    Six Months
                                                            Ended         Ended
                                                           June 30,      June 30,
                                                             1996          1995
                                                             ----          ----
Cash flows from investing activities:
  Acquisition of rental properties and land                $ (1,659)       --
  Acquisition of land held for investment                    (1,776)       --
  Office building under construction                         (3,293)       --
  Payments for building and tenant improvements              (2,292)     (2,140)
  Payment of deferred leasing costs                            (830)       (915)
  Payments for furniture, fixtures and equipment               (284)       (245)
  Refund of deferred acquisition costs, net                      95        --
  Cash received from acquisition of management                 --             3
  companies                                                --------    --------

           Net cash used in investing activities            (10,039)     (3,297)
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     15,085        --
  Proceeds from borrowing under line of credit                5,000        --
  Capital contribution                                         --         3,356
  Net increase in restricted cash                            (2,989)     (1,123)
  Payments under notes payable                               (9,843)       --
  Dividends paid                                             (4,856)     (2,137)
  Payment of offering costs                                    (964)       (620)
  Payment of financing costs                                   (998)       --
  Payment of deferred merger costs                              (60)       --
                                                           --------    --------
           Net cash provided by (used in) financing
             activities                                         375        (524)
                                                           --------    --------
           Net increase in cash and cash equivalents          4,033       2,814

Cash and cash equivalents at beginning of period              5,719         132
                                                           --------    --------
Cash and cash equivalents at end of period                 $  9,752       2,946
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                          $ 10,337       6,666
                                                           ========    ========

                           CROCKER REALTY TRUST, INC.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the six months ended June 30, 1995, the Company exchanged 62,500 shares of common stock for the shares of common stock of Options Corp. held by the Apollo Fund, 1,110 shares of common stock for the outstanding shares of common stock of Operating Corp. held by an affiliate of the Apollo Fund, and 31 shares of common stock for the outstanding shares of common stock of Fontaine Operating Corp. held by an affiliate of the Apollo fund.

     On June 30, 1995, the Company issued 637,500 shares of common stock for all of the outstanding common stock of CSI and CRMSI. In connection with the acquisition, the Company succeeded to the interests in the assets of CSI and CRMSI with a fair value of approximately $6,105,000 and to the liabilities of CSI and CRMSI of approximately $904,000.

     During the six months ended June 30, 1996, the Company issued 24,000 shares of common stock which are fully-vested and 31,656 shares of common stock which vest 100% in three years to certain officers of the Company.

     On January 16, 1996, the Company issued 1,687,939 shares of common stock in connection with the Towermarc acquisition. Details of assets acquired, liabilities assumed and common stock issued in connection with the Towermarc acquisition is as follows (in thousands):


       Rental properties                       $  (79,143)
       Land held for investment                    (3,460)
       Deferred acquisition costs                   1,713
       Mortgage notes payable                      67,237
       Accrued interest expense                       238
       Accrued real estate taxes                       71
       Accrued acquisition costs                     (975)
       Common stock                                   17
       Additional paid-in capital                  12,643
                                                  --------
       Net cash used in acquisition            $   (1,659)
                                                  ========

See accompanying notes to consolidated financial statements.

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND FORMATION TRANSACTIONS

     Crocker Realty Trust, Inc. (the "Company") was incorporated under the Maryland General Corporation Law on September 21, 1994 under the name of Southeast Realty Corp. On June 30, 1995, the Company changed its name to Crocker Realty Trust, Inc. The Company was formed to succeed to the interests of Apollo Real Estate Investment Fund, L.P. (the "Apollo Fund") and its affiliates in AP Southeast Portfolio Partners, L.P. ("AP Southeast Partnership"), AP-GP Southeast Portfolio Partners, L.P., Southeast Portfolio Operating Corporation, AP Fontaine III Partners, L.P., AP-GP Fontaine III Partners, L.P., Fontaine III Operating Corporation and Southeast Options Operating Corporation (collectively, the "Predecessor Entities"), which collectively include a portfolio of 47 office and office/service properties and options to acquire up to five parcels of undeveloped land adjacent to certain of such properties.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, and the results of its operations for the six months and three months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. These consolidated financial statements should be read in conjunction with the 1995 financial statements and notes thereto included in the Company's Form 10-K.

     The consolidated results of operations for the six and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the prior year balances in order to conform to the presentation used in the current period.

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

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  ACQUISITIONS AND PRIVATE PLACEMENTS

     As a result of the July 1, 1995 CRI Merger and the June 30, 1995 CRMSI Merger, the Company succeeded to the interests of CRI in a portfolio of three office properties and to the property, asset and construction management business and leasing and brokerage business of CRMSI and CSI and to all of the assets and liabilities of the respective entities.

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

     On December 29, 1995, the Company completed the acquisition of 11 buildings and approximately 278 acres of land within Sabal Park in Tampa, Florida, from Sabal Corporation, a wholly-owned subsidiary of Stone and Webster Incorporated. The assets were acquired for an aggregate cash consideration of $42.5 million. In a concurrent transaction, the Company contracted to sell approximately 63 acres of the land acquired from Sabal Corporation to Security Capital Industrial Trust and sold approximately 48 of such acres for $2.1 million on December 29, 1995 with the sale of remaining land (consisting of two parcels) contingent upon the resolution or satisfaction of certain conditions.

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

     The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1996 and 1995 have been prepared assuming the above transactions occurred at the beginning of each such period, after giving effect to certain adjustments, including depreciation and amortization. The following unaudited pro forma consolidated results of operations is not necessarily indicative of results of operations that would have occurred had the transactions been made as of those dates or of results that may occur in the future (in thousands except share and per share amounts):



                                                                    June 30,
                                                              -----------------
                                                              1996         1995
                                                              ----         ----
                                                                 (unaudited)

     Revenue                                            $    36,298      34,564
                                                         ==========  ==========
     Net income                                         $     3,736       3,840
                                                         ==========  ==========
     Net income per common share                        $      0.14        0.14
                                                         ==========  ==========
     Weighted average number of
      common shares outstanding                          26,958,145  26,925,431
                                                         ==========  ==========

     Pro forma net income for the six months ended June 30, 1996 is lower than the respective period in 1995 primarily due to the incurrence of $486,000 of costs for a secondary offering during the first half of 1996 which was terminated.

     The Company has made other acquisitions during the first half of 1996 which are not included in the above pro forma consolidated results of operations as follows:

     The Company is currently developing an office building in Center Point Office Park in Columbia, South Carolina. The total cost of the project is expected to be approximately $7.6 million, which includes the January 4, 1996 purchase of land for approximately $1.2 million and the construction of an approximately 81,000 square foot office building. Pursuant to a contract entered into with the builder, the construction costs are fixed. The building is expected to be completed in the fourthquarter of 1996 and is approximately 50% pre-leased.

     On March 27, 1996, the Company acquired eight acres of land in Greenville, South Carolina, for approximately $1.6 million. The Company believes that it can develop 100,000 square feet of rentable space on this land.

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

(6)  PROPOSED MERGER

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

                           CROCKER REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In the course of the negotiations leading to the Merger Agreement, the Company and Highwoods were unable to agree on a mutually acceptable price for certain assets of the Company that were not producing current income. These assets (the "Excluded Assets") primarily consist of undeveloped land (which has a book value of approximately $17.2 million as of June 30, 1996) and contracts to acquire certain new properties. In addition, Highwoods indicated that its willingness to pay the price it was offering for the Company depended on certain contingent liabilities (the "Excluded Liabilities") being effectively removed from the Company prior to the Merger. The Company determined that in order to maximize the value of the Merger to the Stockholders of the Company, it was necessary to form a new entity ("Newco") that would own the Excluded Assets and assume the Excluded Liabilities at or prior to the Merger. The Company determined that the most efficient method of distributing the fair market value of Newco to all of its Stockholders would be to (i) organize Newco as a private company controlled by the two principal Stockholders and operated by the Company's current management, (ii) sell the Excluded Assets, subject to Excluded Assets and Excluded Liabilities, to Newco for cash in an amount of $18 million, net fair market value of Excluded Assets and Excluded Liabilities, (the "Newco Transaction") and (iii) distribute to all of the Stockholders the proceeds of the Newco Transaction in the form of a special cash dividend.

(7)  SUBSEQUENT EVENT

     On July 1, 1996, 707,870 shares of Common Stock were issued when the Company received $7.1 million as a result of the conversion of CRI public warrants at $10.00 per share. After this conversion, there are 1,623,630 CRI public warrants outstanding with the right to convert each CRI public warrant into one share of Common Stock for $10.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

GENERAL:

The results of operations for the six and three months ended June 30, 1995 do not include (i) the Company's acquisition of three properties on July 1, 1995 and certain property management, leasing, brokerage and construction management businesses from the Executive Officers and Mrs. Crocker on June 30, 1995, resulting in the Company becoming self-managed and self-administered, (the "Reorganization"); (ii) two significant portfolio acquisitions on December 29, 1995 (Sabal acquisition for an approximately $42.5 million contract amount) and January 16, 1996 (Towermarc acquisition for an approximately $81.4 million contract amount); and (iii) two private placements on December 28, 1995 (AEW for approximately $64.8 million) and January 12, 1996 (Fortis for approximately $15.0 million). As a result, the operating results of the Company for the six and three months ended June 30, 1996 and 1995 are not directly comparable.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1995

Net income for the six and three months ended June 30, 1996 was $3.7 million and $2.1 million compared with net income of $3.1 million and $1.6 million in 1995.

Rental income and tenant reimbursements were $34.6 million and $17.6 million for the six and three months ended June 30, 1996 compared to $18.5 million and $9.4 million in 1995. The increase of $16.1 million and $8.2 million is primarily attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition, which contributed in the aggregate $14.6 million and $7.2 million, in the respective periods, including a $610,000 net lease termination fee earned in the first quarter of 1996.

Management fee and leasing commission revenue of approximately $1.2 million and $572,000 in the aggregate for the six and three months ended June 30, 1996 relate to third-party management contracts acquired in the Reorganization and Towermarc acquisition.

Rental property operating expenses were $8.8 million and $4.3 million for the six and three months ended June 30, 1996 compared to $3.0 million and $1.6 million in 1995. Of the total increase of $5.8 million and $2.7 million, $4.5 million and $2.3 million in the respective periods is attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition. The remaining increase is due to higher occupancies at the Predecessor Entities Properties and the change in the overall management of the Company from third-party to primarily self-managed subsequent to June 30, 1995.

Real estate taxes and insurance costs were $3.6 million and $2.0 million for the six and three months ended June 30, 1996, compared to $1.6 million and $798,000 in 1995. All of the total net increase is attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition.

Management fee expenses were $203,000 and $88,000 for the six and three months ended June 30, 1996 compared to $1.0 million and $505,000 in 1995. This decrease is due to the change in the overall management of the Company from third-party to primarily self-managed as a result of the Reorganization subsequent to June 30, 1995. The third-party asset management fees were approximately $475,000 and $225,000 for the six and three months ended June 30, 1995 compared to none during 1996. Third-party property management fees were approximately $541,000 and $280,000 for the six and three months ended June 30, 1995, respectively.

Depreciation and amortization of property and equipment was $5.6 million and $3.0 million for the six and three months ended June 30, 1996 compared to $2.7 million and $1.4 million in 1995. Of the total increase of $2.9 million and $1.6 million, approximately $2.6 million and $1.3 million is attributable to the properties acquired in the Reorganization, the Sabal acquisition and the Towermarc acquisition.

Amortization of goodwill and management contracts was approximately $268,000 and $134,000 for the six and three months ended June 30, 1996 compared to none in 1995. This amortization relates to the goodwill and management contract assets recorded by the Company in connection with the Reorganization.

General and administrative expenses were $2.9 million and $1.4 million for the six and three months ended June 30, 1996 compared to approximately $319,000 and $40,000 in 1995. This $2.6 million and $1.4 million increase resulted from the Reorganization as well as becoming a public company subsequent to June 30, 1995.

Interest expense was $10.4 million and $5.4 million for the six and three months ended June 30, 1996 compared to $7.0 million and $3.5 million in 1995. Interest expense resulting from debt assumed in the Reorganization and Towermarc acquisition was approximately $4.5 million and $2.3 million for the respective periods in 1996. This was offset by a reduction of approximately $1.2 million and $600,000 of interest expense for the respective periods in 1996 resulting from the extinguishment of $20 million of debt on December 28, 1995.

Costs incurred for terminated offering of $486,000 and $96,000 represents costs incurred by the Company for the six and three months ended June 30, 1996 in connection with a planned offering of common stock which was canceled due to the April 29, 1996 announcement that Highwoods Properties, Inc. would be acquiring all of the outstanding common stock of the Company.

MATERIAL CHANGES IN FINANCIAL CONDITION AT JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

Rental properties, net of accumulated depreciation, increased by $75.7 million from December 31, 1995 to June 30, 1996. In addition, land held for investment increased by $5.2 million. These increases are primarily attributable to the Towermarc acquisition on January 16, 1996. Office building under construction of $3.9 million represents $1.2 million of land costs and $2.7 million in construction to date on the Company's construction of an office building in Columbia, South Carolina.

The Company's cash and cash equivalents at June 30, 1996 increased by $4.0 million compared to December 31, 1995. This increase resulted from $13.7 million net cash provided by operating activities and $375,000 net cash provided by financing activities offset by $10.0 million net cash used in investing activities. The net cash used in investing activities resulted primarily from $1.7 million used to acquire certain rental properties and undeveloped land, $1.8 million for the acquisition and improvements of land held for investment, $3.3 million for the office building under construction, and $3.1 million for building and tenant improvements and leasing costs. The net cash provided by financing activities resulted from the receipt of $15.0 million from the Fortis private placement of the

Company's Common Stock and $5.0 million borrowed on the Company's Line of Credit. These receipts were offset primarily by payments to reduce debt of $9.8 million, $1.0 million for the payment of financing costs, $4.9 million in dividends paid, $3.0 million increase in the balance of restricted cash, and the payment of $1.0 million in offering costs related to the AEW and Fortis private placements.

The balance in restricted cash at June 30, 1996 increased by $3.0 million compared to December 31, 1995 primarily due to the funding of real estate tax and insurance escrows into the restricted cash accounts referred to above.

Accounts payable and accrued expenses were $2.6 million at June 30, 1996 compared to $2.1 million at December 31, 1995. Of this $500,000 increase, $335,000 relates to operation of the properties from the Sabal and Towermarc acquisitions. In addition, amounts due for office building under construction, building and tenant improvements and leasing commissions increased by a net $192,000.

Accrued real estate taxes at June 30, 1996 increased by $3.1 million compared to December 31, 1995. A significant portion of the Company's portfolio's real estate taxes are due in January of each year. The amounts which were due in January 1996 were paid in December 31, 1995. Accordingly, the balance in accrued real estate taxes increases during the year.

The $4.2 million dividend payable was paid on July 8, 1996 for shareholders of record on July 1, 1996.

Common Stock and additional paid-in capital at June 30, 1996 increased by approximately $36,000 and $23.7 million, respectively, since December 31, 1995. The increase is primarily due to a $15.0 million private placement of the Company's Common Stock and the issuance of 1,687,939 shares of Common Stock for the Towermarc acquisition. 8,500 shares of Common Stock were issued during the second quarter of 1996 due to the conversion of CRI public warrants at $10.00 per share. These increases were offset by approximately $4.1 million of dividends paid or accrued during the six month period in excess of net income and retained earnings.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources for the six months ended June 30, 1996 were provided primarily by operations in addition to a $15.0 million private placement of the Company's Common Stock and $5.0 million borrowed on the Company's Line of Credit. The net proceeds from the private placement were used principally to pay off $9.4 million of debt assumed in the Towermarc acquisition. Assets acquired in the Towermarc acquisition were acquired primarily through the issuance of Common Stock and the assumption of debt.

At June 30, 1996, the Company's properties were approximately 94.2% leased.

The Properties (including the Properties acquired in the Towermarc acquisition) had an Annual Base Rent per square foot leased of $10.84 as of December 31, 1995 compared to $11.24 as of June 30, 1996. Annual Base Rent at June 30, 1996 and December 31, 1995, is defined as the amounts contractually due (excluding percentage rents due and recoveries from tenants for common area maintenance charges, taxes or other items) for the month of June 1996 and December 1995, respectively, annualized, for continuing leases in force on or before June 30, 1996 and December 31, 1995.

The Company's consolidated indebtedness at June 30, 1996 was $244.3 million at a weighted average interest rate of 8.45%. Such indebtedness included (i) a mortgage note (the "Mortgage Note") issued by the AP Southeast Partnership and secured by the Properties owned by the AP Southeast Partnership, (ii) two loans issued by General Electric Capital Corporation ("GE Capital") to Crocker Realty Investors, Inc. ("CRI") and secured by the three Properties in Boca Raton, Florida, (iii) various loans assumed in the Towermarc acquisition, and (iv) a Line of Credit with the First National Bank of Boston.


                                      -17

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

In connection with the Reorganization, the Company assumed the two loans issued by GE Capital. Both of the loans have floating interest rates based on the GE Capital Composite Commercial Paper Rate, which was 5.40% at June 30, 1996. The GE Capital Composite Commercial Paper Rate has had a decrease of 43 basis points since December 31, 1995. The first loan (as amended on April 27, 1994), which at June 30, 1996 had an outstanding principal balance of $11.4 million and approximately $85,000 available to be drawn upon, bears interest at the rate of 9.40% per annum (at June 30, 1996). The second loan, which had an outstanding principal balance of $30.5 million at June 30, 1996, bears interest at the rate of 9.65% per annum (at June 30, 1996). Both loans require monthly payments of interest. The outstanding principal balance of the first loan is due at maturity on April 27, 1999. The outstanding principal balance of the second loan is payable in an amount equal to 50% of the annual cash flow generated by the One Boca Place Property after payment of interest on the loan and tenant improvements and expenses on the One Boca Place Property for each calendar year subsequent to 1995. This payment is limited to a maximum amount of $750,000 per year. All remaining unpaid principal on the second loan is payable at maturity on April 27, 1999.

In connection with the Towermarc acquisition in January 1996, the Company assumed eleven separate mortgage notes. At June 30, 1996, an aggregate of $29.9 million of the debt has fixed interest rates with a weighted average rate of 9.77% and an aggregate of $27.5 million of the debt has floating interest rates, which in the aggregate had a weighted average interest rate of 8.37% at June 30, 1996. The notes have various years of maturities ranging from 1996 to 2001, with approximately $15.9 million due in 1996, including one loan for $14.0 million due on October 31, 1996.

On March 20, 1996, the Company entered into an agreement with The First National Bank of Boston for a Line of Credit, which is a full recourse $20 million secured revolving credit facility. The Line of Credit has a term of three years and bears interest at either the LIBOR plus 175 basis points or The First National Bank of Boston's Base Rate plus 75 basis points, at the Company's option. The Line of Credit is available to fund acquisitions and development activities, as well as for the refinancing of indebtedness and for general corporate purposes, and is subject to customary covenants and reporting requirements. As of June 30, 1996, the Company had borrowed $5 million on this Line of Credit, which had an interest rate of 7.25% on June 30, 1996. On July 5, 1996, the Company borrowed an additional $2 million on this Line of Credit.

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

On July 1, 1996, 707,870 shares of Common Stock were issued when the Company received $7.1 million as a result of the conversion of CRI public warrants at $10.00 per share.

The Company paid a special dividend of $809,000 on March 28, 1996 related to the Company's 1995 REIT dividend distribution requirements. On April 3, 1996, the Company paid a dividend of $4,047,000 which was the Company's first quarterly dividend. On July 8, 1996, the Company paid its second quarterly dividend of $4,155,000 for shareholders of record on July 1, 1996.

FUNDS FROM OPERATIONS

Management believes that FFO is the industry standard for reporting the operations of real estate investment trusts. In March 1995, NAREIT issued a clarification of its definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted the changes effective the year beginning January 1, 1996. The following table presents the Company's pro forma and historical FFO for the six months ended June 30, 1996 under both methods of calculation for illustrative purposes (in thousands, except share data):


                                   Pro Forma                  Historical
                                NEW         OLD            NEW           OLD
                              METHOD       METHOD        METHOD         METHOD
                              ------       ------        ------         ------
Net income
                           $     3,736   $    3,736    $    3,706    $    3,706


Add back:
 Depreciation and amorti-
  zation of real estate
  assets                         5,659         5,659         5,552         5,552
 Depreciation of non-real
  estate assets                  -                82         -                82
 Amortization of deferred
  leasing costs                    421           421           420           420
 Amortization of deferred
  loan costs                     -               584         -               571
 Amortization of goodwill
  and management con-
  racts                          -               268         -               268
 Amortization ororganiza-
  tion costs                     -                 2         -                 2
 Cost of terminated
  offering                         486           486           486           486
                               -------       -------       -------       -------
Funds From Operations      $    10,302   $    11,238   $    10,164   $    11,087
                               =======      ========       =======       =======
Weighted average number
 of shares outstanding      26,958,145    26,958,145    26,705,705    26,705,705
                            ==========    ==========    ==========    ==========
FFO per share              $      0.38   $      0.42   $      0.38   $      0.42
                            ==========    ==========    ==========    ==========

While management believes that FFO is the most relevant and widely used measure of the Company's operating performance, such amount does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. The Company generally considers FFO to be an appropriate measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation. Since there is no formally agreed upon calculation of FFO, and the NAREIT definition is a guideline, computation of FFO may vary from one REIT to another.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27 FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY.)

(b)   REPORTS ON FORM 8-K

      Not applicable.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CROCKER REALTY TRUST, INC.
                                         Registrant



Date:   August 13, 1996                 /s/ THOMAS F. COCHRAN
                                        ---------------------
                                        Thomas F. Cochran
                                        Executive Vice President and
                                        acting principal financial officer