Form 10-K/A
period 1995-12-31
CROCKER REALTY TRUST INC
filed 1996-08-30
CIK 935897

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

                                  -------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         Commission file number 1-13766

                           CROCKER REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

                                  -------------

               MARYLAND                                         13-3794787
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

                            433 PLAZA REAL, SUITE 335
                            BOCA RATON, FLORIDA 33432

          (Address of principal executive offices, including zip code) Registrant's telephone number, including area code (407) 395-9666

                                  -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [__]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of August 26, 1996, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $73,301,283.00.

         As of August 26, 1996, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 29,108,007.

                       Documents Incorporated by Reference

                                      NONE


                                TABLE OF CONTENTS

PART I                                                                                                 PAGE
- ------                                                                                                 ----

Item 1.   Business (only Environmental Matters section)...................................................1


PART II

Item 6.   Selected Financial Data.........................................................................3

Item 7.   Management's Discussion and Analysis of Financial Conditions

          and Results of Operations (only Funds From Operations section)..................................5

Item 8.   Financial Statements and Supplementary Data (only the Pro Forma Consolidated
          Statement of  Operations for the Year Ended December 31, 1995 and the
          related Notes thereto)..........................................................................6

Item 9.   Changes in and Disagreements With Accountants on Accounting

          and Financial Disclosure........................................................................8

Signatures ...............................................................................................9

                                     PART I

ITEM 1.           BUSINESS

                  (ONLY ENVIRONMENTAL MATTERS SECTION)

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws and regulations, a current or previous owner or operator, manager or developer of real estate may be liable for the costs of removing and remediating certain hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of removing or remediating these substances may be substantial and the presence of these substances, or the failure to remediate conditions affected by the substances promptly, may adversely affect the owner's or operator's ability to sell the real estate or to borrow using the real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at the disposal or treatment facility. Certain laws impose liability for the release of asbestos into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos. In connection with its ownership and operation of the 70 Class A office properties, aggregating approximately 5.7 million rentable square feet (collectively the "Properties"), Crocker Realty Trust, Inc. (the "Company") may be potentially liable for these costs. In addition, the presence of hazardous or toxic substances at a site adjacent to or in the vicinity of a property could require the property owner to participate in remediation activities in certain cases or could have an adverse effect on the value of such property. Although certain tenants at several of the Properties use hazardous or toxic substances in the ordinary course of their operations, the Company believes that the Properties are in compliance in all material respects with all federal, state and local regulations regarding hazardous or toxic substances and is not aware of any material liability or claim relating to hazardous or toxic substances at any of the Properties. Pursuant to an environmental indemnity agreement, AP Southeast Portfolio Partners, L.P., a subsidiary of the Company (the "Financing Partnership"), made certain representations and warranties concerning compliance in all material respects with, and lack of liability under, environmental laws and regulations with respect to the Properties owned by such partnership.

         All of the Properties have been subject to at least one Phase I environmental assessment since April 1993. Such assessments were intended to evaluate the environmental condition of, and potential environmental liabilities associated with, the Properties, and included visual observations of the Properties during site visits, reviews of certain records concerning the Properties as well as publicly-available information concerning known conditions at properties in the vicinity of the Properties, consideration of the likely presence of asbestos-containing materials ("ACMs") in the buildings on the Properties and the presence of elevated levels of lead in the drinking water, inquiries into the likely presence of polychlorinated biphenyls ("PCBs") in electrical transformers, the presence of underground or above ground storage tanks and the preparation of a written report, but did not include sampling or analysis of soil, groundwater or other environmental media or subsurface investigations.

         A property located adjacent to the southwestern perimeter of the Sabal VI Property is listed on the National Priority List ("NPL") of the Environmental Protection Agency (the "EPA"). Groundwater at this site contains inorganic metals that have leached from the soil and the cost of this remediation is estimated by the EPA as ranging from a present value of $140,000 to $2,650,000, depending on the remedy ultimately implemented. The EPA has not yet completed its investigation of wetlands in the area that may have been affected by the contamination at this adjacent site. Groundwater sampling on the portion of the Sabal VI Property that borders such adjacent property revealed concentrations at above cleanup standards of inorganic metals similar to those found to be leaching from the adjacent site. However, soil sampling from the same location on the Sabal VI Property revealed concentrations of such inorganic metals within the range commonly found in area soils. The Company does not believe that its Property is a source of the problems found in the adjacent site and, based on the information known to date, the Company believes it is unlikely that the EPA or any other party would seek to impose liability on the Company with respect to such Property.

         Contamination exists in groundwater at two NPL sites adjacent to and upgradient from the Properties in Nashville, Tennessee (the "Grassmere Properties"). Due to the geology of the area, the Company's consultant advised that sampling on the Grassmere Properties would not definitively determine whether contamination from off-site had reached the Grassmere Properties; therefore, no on-site sampling was performed. Funded clean-ups are ongoing at both NPL sites. Based on information known to date, there is no indication that the Grassmere Properties are a source of the contamination, and it is unlikely that the EPA or any other party would seek to impose liability on the Company for the presence of such contamination.

         Lead was detected above the federal action level in drinking water from limited outlets at seven of the Properties. Federal law only requires that public water suppliers take action when this level is exceeded and requires no direct action by the Company. Sampling was limited and more thorough sampling would be required to determine accurately the sources and levels of lead in those buildings. However, if elevated lead levels do exist, it could present the potential for allegations of liability from third parties.

         It is possible that these assessments with respect to the Properties do not reveal all potential environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company.

                                     PART II

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information for the Company on an historical basis and pro forma basis and should be read in conjunction with the pro forma and historical financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

         The pro forma financial information is not necessarily indicative of what the Company's actual financial position and results of operations would have been as of and for the period indicated, nor does it purport to represent the future financial position or results of operations of the Company.

                                                                              At or for the year ended December 31,

                                                                   ----------------------------------------------------------

                                                                      Pro Forma     Historical    Historical     Historical
                                                                       1995(1)       1995(2)        1994(3)        1993(3)
                                                                      ---------     ----------    ----------     ----------
OPERATING DATA:                                                           (Dollars in thousands, except per share data)

Revenue:
         Rental income........................................          $66,474      $ 42,489     $   37,047      $   3,813
         Management income (4)................................            2,654           770              -              -
         Interest and other (5)...............................            1,233         1,007            318            155
                                                                       --------      --------        -------        -------
                  Total revenue...............................          $70,361      $ 44,266      $  37,365      $   3,968
                                                                       --------      --------      ---------      ---------
Expenses:
         Operating expenses...................................          $15,648        $8,632       $  5,601         $  611
         Real estate taxes and insurance......................            7,128         3,680          3,343            359
         General and administrative...........................            5,189         2,813            505            135
         Management fees......................................              444         1,289          2,122            219
         Depreciation and amortization........................           12,247         7,366          5,110            525
         Interest (6).........................................           21,901        16,212         14,001          1,563
                                                                        -------        ------       --------       --------
                  Total expenses..............................          $62,557      $ 39,992      $  30,682       $  3,412
                                                                       --------      --------      ---------       --------
Income before extraordinary item..............................         $  7,804     $   4,274     $    6,683      $     556
                                                                      =========     =========     ==========      =========
Income before extraordinary item per share (7)................         $   0.29    $     0.31     $      N/A      $     N/A
                                                                     ==========    ==========     ==========      =========
BALANCE SHEET DATA:

Real estate assets, before accumulated depreciation and amortization   $384,856      $302,156       $208,544       $203,767
Real estate assets, after accumulated depreciation and amortization    $373,266      $290,566       $203,265       $203,249
Total assets..................................................         $408,157      $324,676       $223,211       $221,996
Total debt....................................................         $239,649      $181,873       $160,000       $160,000
Total liabilities.............................................         $246,508      $190,537       $165,322       $164,690
CASH FLOW INFORMATION:

Net cash flow provided by operating activities................         $ 16,474      $  7,771       $ 10,830       $  4,661
Net cash flow used in
investing activities..........................................         $(49,500)     $(47,059)      $ (6,567)     $(204,243)
Net cash flow provided by (used in)

financing activities..........................................         $ 49,488      $ 44,875       $ (5,073)     $ 200,524

OTHER DATA:

Funds from Operations (8).....................................         $ 20,960      $ 12,257       $ 12,463      $   1,165
Cash dividends declared per share (9).........................              N/A      $   0.20            N/A            N/A
Book value per share (10).....................................              N/A      $   5.74            N/A            N/A

- --------------------------------

(1) Balance sheet data has been presented as if the following transactions had occurred on December 31, 1995: (a) the Company had issued 1,875,000 shares of Common Stock at $8.00 per share to Fortis and (b) the Towermarc Acquisition. Statement of Operations data has been presented as if the foregoing transactions as well as the following transactions had occurred on January 1, 1995: (i) the Company had issued 8,818,231 shares of Common Stock at $7.35 per share to AEW, (ii) the Sabal Acquisition and (iii) the CRI Merger and Management Subsidiary Merger.



(2) Statement of Operating Data represents the Company's activity for the year ended December 31, 1995, which consists of 12 months of operations for the Partnership Properties and the six months of operations for the period ended December 31, 1995 for Crocker Realty Investors, Inc., Crocker Realty Management, Inc. and Leasing Company. The balance sheet data represents the consolidated assets, liabilities and stockholders equity of the Company at December 31, 1995.

(3) Represents the combined historical data for the Partnerships. The Partnerships' inception dates occurred in the fourth quarter of 1993.

(4) Includes property management, development and construction fees, and leasing and brokerage commissions from third parties.

(5)      Includes gain on sale of land of $124,000 in historical and pro forma
         1995.

(6) Interest expense includes amortization of deferred loan costs of $1,029,000, $737,000, $667,000 and $84,000 for pro forma 1995, and historical for 1995, 1994 and 1993, respectively.

(7) Based on 13,537,976 weighted average number of shares of Common Stock outstanding in 1995, and 26,925,431 shares of Common Stock outstanding in 1995 on a pro forma basis.

(8) Funds from Operations ("FFO") is defined by the NAREIT as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interests, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis). FFO does not represent cash flow from operating activities as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs. The Company generally considers FFO to be an appropriate measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation. Since there is no formally agreed upon calculation of FFO, and the NAREIT definition thereof is merely a guideline, computation of FFO may vary from one REIT to another. In March 1995, NAREIT issued a clarification of its definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted these changes effective January 1, 1996. The amounts in this table do not include the effect of the new clarifications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds From Operations."

         The following table represents the old computation of the Funds From Operations for each period presented:

                                                                           FOR THE YEAR ENDED DECEMBER 31,

                                                                -----------------------------------------------------

                                                                                            PREDECESSOR    PREDECESSOR
                                                                PRO FORMA      HISTORIC      HISTORICAL    HISTORICAL
                                                                  1995           1995           1994          1993
                                                                ---------     -----------   ------------   ----------
Income before extraordinary item                               $    7,804      $  4,274      $   6,683     $     556
Add back:
         Depreciation and amortization on real estate assets       10,940         6,354          4,761           518
         Depreciation on non-real estate assets                        90            60              -             -
         Amortization of deferred leasing costs                       682           682            349             7
         Amortization of deferred loan costs                        1,029           737            667            84
         Amortization of goodwill and management contracts            535           270              -             -
         Amortization of organization costs                             4             4              3             -
         Cost incurred for terminated offering                          -             -              -             -
Deduct:
         Gain on sale of land                                        (124)         (124)             -             -
                                                                ---------     ---------      ---------     ---------
         Funds From Operations                                  $  20,960     $  12,257      $  12,463     $   1,165
                                                                =========     =========      =========     =========

(9) Based on 13,537,976 weighted average number of shares of Common Stock outstanding in 1995. Excludes a special dividend of $0.03 per share related to the Company's 1995 REIT dividend distribution requirements, which dividend was declared on March 7, 1996 for shareholders of record on March 18, 1996 and is payable on March 28, 1996.

(10) Based on 23,362,492 shares of Common Stock outstanding as of December 31, 1995.

                                       -4-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (ONLY FUNDS FROM OPERATIONS SECTION)

FUNDS FROM OPERATIONS

         Management believes that FFO is the industry standard for reporting the operations of real estate investment trusts. In March 1995, NAREIT issued a clarification of its definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted the changes effective the year beginning January 1, 1996. The following table presents the Company's pro forma and historical FFO for the year ended December 31, 1995 under both methods of calculation for illustrative purposes (in thousands):

                                                           PRO FORMA                             HISTORICAL
                                                           ---------                             ----------
                                                      NEW             CURRENT              NEW              CURRENT
                                                    METHOD            METHOD             METHOD             METHOD
                                                    ------            -------            ------             -------

Income before extraordinary item.............       $7,804            $7,804             $4,274             $4,274
Add back:
         Depreciation and amortization of
         real estate assets..................       10,940            10,940              6,354              6,354
         Depreciation of non-real estate
         assets..............................           --                90                 --                 60
         Amortization of deferred leasing
         costs...............................          682               682                682                682
         Amortization of deferred loan
         costs...............................           --             1,029                 --                737
         Amortization of goodwill and
         management contracts................           --               535                 --                270
         Amortization of organization
         costs...............................           --                 4                 --                  4
Deduct:
         Gain on sale of land................         (124)             (124)              (124)              (124)
                                                  --------          --------           --------           --------
Funds From Operations.......................    $   19,302        $   20,960         $   11,186         $   12,257
                                                ==========        ==========         ==========         ==========

         While management believes that FFO is the most relevant and widely used measure of the Company's operating performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. The Company generally considers FFO to be an appropriate measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on GAAP, which gives effect to non-cash items such as depreciation. Since there is no formally agreed upon calculation of FFO, and the NAREIT definition thereof is merely a guideline, computation of FFO may vary from one REIT to another.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             (ONLY THE PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
              YEAR ENDED DECEMBER 31, 1995 AND THE RELATED NOTES THERETO)

                           CROCKER REALTY TRUST, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
            (IN THOUSANDS, EXCEPT COMMON STOCK AND PER SHARE AMOUNTS)

                                                                              PRO FORMA
                                                                             ADJUSTMENTS
                                                                             ------------
                                                                                  (A)
                                                                             ACQUISITIONS
                                                                                  AND
                                                                                PRIVATE
                                                             HISTORICAL       PLACEMENTS       PRO FORMA
                                                             ----------      ------------      ---------
Revenue:
   Rental income and tenant reimbursements                   $   42,489           23,985          66,474
   Management fees - building, development
     and construction                                               618            1,051           1,669
   Leasing commissions                                              152              833             985
                                                             ----------       ----------       ---------

     Total revenue                                               43,259           25,869          69,128
                                                             ----------       ----------      ----------

Operating expenses:
   Rental property operating expenses                             8,632            7,016          15,648
   Real estate taxes and insurance                                3,680            3,448           7,128
   Management fees                                                1,289            (845)             444
   Amortization of deferred leasing costs                           682               --             682
   Depreciation and amortization of
     property and equipment                                       6,414            4,616          11,030
   Amortization of goodwill and
     management contracts                                           270              265             535
   General and administrative expenses                            2,813            2,376           5,189
                                                              ---------       ----------      ----------

     Total operating expenses                                    23,780           16,876          40,656
                                                              ---------       ----------      ----------

     Operating income                                            19,479            8,993          28,472
                                                              ---------       ----------      ----------

Other income (expense):
   Interest and other income                                        883              226           1,109
   Gain from sale of land                                           124               --             124
   Interest expense                                             (16,212)          (5,689)        (21,901) (B)
                                                              ---------       ----------      ----------

     Total other income (expense)                               (15,205)          (5,463)        (20,668)
                                                              ---------       ----------      ----------

Income before extraordinary item (C)                          $   4,274            3,530           7,804
                                                             ==========       ==========      ==========

Number of outstanding shares of common stock (D)                                              26,925,431
                                                                                              ==========

Income per share before extraordinary item (D)                                                $     0.29
                                                                                              ==========

See accompanying notes to Pro Forma Consolidated Statement of Operations.

                           CROCKER REALTY TRUST, INC.
             NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

ADJUSTMENTS

(A) Reflects the historical operations of CRI, CSI, CRMSI, the Sabal Properties and the Towermarc Properties, adjusted on a pro forma basis for interest and depreciation expense, for the period of time during 1995 prior to acquisition by the Company.


       Interest expense reflects incremental indebtedness (net of $9.4 million of debt prepaid with the proceeds of the private placement with Fortis) of approximately $97.4 million (debt on Towermarc and CRI Properties) for the first half of 1995 at an effective rate of 9.91% (the rate in effect at the acquisition dates) and $57.8 million (debt on Towermarc Properties) for the second half of 1995 at an effective rate of 9.54% (the rate in effect at the acquisition date) plus loan cost amortization of $292,000. The interest rates used are based on the terms of the notes acquired from CRI and Towermarc for the period presented. Historical indebtedness was also reduced by $20 million which was prepaid on December 28, 1995 using the proceeds of the private placement with AEW. The $20 million had a fixed rate of interest of 11.5%. Depreciation is calculated using the respective purchase prices allocated to buildings, site improvements and tenant improvements with depreciation calculated on a straight-line basis over useful lives of 40 years, 15 years, and the life of the respective leases, respectively.

(B) Pro forma interest expense for the year ended December 31, 1995 includes amortization of deferred loan costs of $1,029,000.

(C) Income before extraordinary item is presented as the last line item of the pro forma statement of operations, since the statement excludes the significant non-recurring charge of the extraordinary loss on early extinguishment of debt.

(D) Reflects income per share based on 26,925,431 shares of Common Stock outstanding after issuing 1,875,000 shares of Common Stock in the Fortis private placement on January 12, 1996 and issuing 1,687,939 shares of Common Stock in the acquisition of the Towermarc Properties on January 16, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During August 1995, the Company dismissed Deloitte & Touche LLP ("Deloitte"), and engaged KPMG Peat Marwick LLP ("KPMG"), as the Company's independent accountant to audit its financial statements. No report by Deloitte on the Company's financial statements had contained an adverse opinion or a disclaimer or was qualified or modified as to uncertainty, audit scope or accounting principles. The change of accountants was approved by the board of directors of the Company. There were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         On September 1, 1995, the Company filed a report on Form 8-K, dated August 25, 1995, in connection with a change in the Company's certifying accountant from Deloitte to KPMG.

         On September 5, 1995, the Company filed an amendment to its report on Form 8-K, dated August 25, 1995, containing a letter dated August 31, 1995 from Deloitte stating its agreement with comments made in item 4 of the Company's Form 8-K filed on September 1, 1995.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A-2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROCKER REALTY TRUST, INC.

                                          By: /S/ DREW P. CUNNINGHAM
                                              ----------------------
                                          Name:  Drew P. Cunningham
                                          Title:    Vice President and Secretary
                                          Dated:   August 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A-2 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

/s/ DREW P. CUNNINGHAM      Vice President and Secretary         August 29, 1996
- -------------------------
Drew P. Cunningham

/s/ THOMAS F. COCHRAN       Executive Vice President and
- -------------------------   Acting Principal Financial Officer   August 29, 1996
Thomas F. Cochran

/s/ WILLIAM L. MACK         Director                             August 29, 1996
- -------------------------
William L. Mack

                            Director
- -------------------------
Kevin McCall

/s/ JAMES P. NEEVES         Director                             August 29, 1996
- -------------------------
James P. Neeves

 /S/ LEE S. NEIBART         Director                             August 29, 1996
- -------------------------
Lee S. Neibart

 /S/ THOMAS H. NOLAN, JR.   Director                             August 29, 1996
- -------------------------
Thomas H. Nolan, Jr.

 /S/ W. EDWARD SCHEETZ      Director                             August 29, 1996
- -------------------------
W. Edward Scheetz

                            Director
- -------------------------
S. Bruce Wunner